Form 10-K
period 2005-12-31
Chase Mortgage Finance Trust Series 2005-A1
filed 2006-03-27
CIK 1345665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        -----------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

                        or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-08
                 -----------------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
       (Issuer in respect of Chase Mortgage Finance Trust, Series 2005-A1)
                              (the "Certificates")
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                       52-1495132
------------------------------------------     ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation)                                 Identification No.

194 Wood Avenue South, Iselin, New Jersey      08830
------------------------------------------     ---------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered pursuant to Section 12(g) of the Act:     None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer
|X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                                INTRODUCTORY NOTE

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I


Item 1.         Business

         Not Applicable.

Item 1A.        Risk Factors

         Not Applicable.

Item 1B.        Unresolved Staff Comments

         None.

Item 2.         Properties

         Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3.         Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Wachovia, N.A. (the "Trustee") or JPMorgan Chase Bank, National Association (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, JPMorgan Chase Bank, National Association and Wachovia, N.A., dated as of November 1, 2005, for Multi-Class Mortgage Pass-Through Certificates, Series 2005-A1.

Item 4.         Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

         (a)    (1)    To the knowledge of the registrant, there is no
                      established public market for the Certificates of any Series.

                (2)    To the knowledge of the registrant, there are no reported
                      high and low bid quotations for any of the Certificates.

         (b) The records of the registrant indicate that as of December 31, 2005, Series 2005-A1 had 65 holders of record.

Item 6.         Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 8.         Financial Statements and Supplementary Data

         In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and Exhibit 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.        Controls and Procedures

         Not Applicable.

Item 9B.        Other Information

         None.

                                    PART III


Item 10.        Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11.        Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The records of the Depository Trust Company ("DTC") indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:

Chase Mortgage Finance Trust,   Name & Address                                  Original Certificate    % of
Series 2005-A1                  of Participant                                  Principal Balance       Class
----------------------------------------------------------------------------------------------------------------
IA1                             00002027 Wells Fargo Bank Minnesota, N.A.       $  415,000,000            63.99%
                                733 Marquette Avenue
                                MAC N9306-057 5th Floor
                                Minneapolis, MN 55479
----------------------------------------------------------------------------------------------------------------
                                00000187 J.P. Morgan Securities Inc. - Fixed    $  208,488,600            32.15%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
IA2                             00000187 J.P. Morgan Securities Inc. - Fixed    $   25,265,800           100.00%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
IIA1                            00000956 Bank of Tokyo-Mitsubishi Trust         $  100,000,000           100.00%
                                Company
                                Trust Operations Dept Plaza 3,
                                5th Floor Harborside Financial Center
                                Jersey City, NJ 07311-1904
----------------------------------------------------------------------------------------------------------------
IIA2                            00000902 JPMorgan Chase Bank, National          $  177,000,800            38.15%
                                Association
                                Proxy Services
                                14201 Dallas Parkway STE 121
                                Dallas, TX 75254
----------------------------------------------------------------------------------------------------------------
                                00000901 The Bank of New York                   $  142,995,000            30.82%
                                One Wall Street, 6th Floor
                                New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
                                00000997 State Street Bank and Trust Company$       37,880,000             8.16%
                                1776 Heritage Drive
                                North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------
                                00002027 Wells Fargo Bank Minnesota, N.A.       $   30,090,000             6.49%
                                733 Marquette Avenue
                                MAC N9306-057 5th Floor
                                Minneapolis, MN 55479
----------------------------------------------------------------------------------------------------------------
IIA3                            00002163 Wachovia Bank N.A. - Phila. Main       $   25,565,500            40.70%
                                530 Walnut Street, 1st Floor
                                Philadelphia, PA 19101
----------------------------------------------------------------------------------------------------------------
                                00002669 Northern Trust Company                 $   12,335,000            19.64%
                                801 S. Canal C-IN
                                Chicago, IL 60607
----------------------------------------------------------------------------------------------------------------
                                00000997 State Street Bank and Trust Company    $    7,985,000            12.71%
                                1776 Heritage Drive
                                North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------
                                00000901 The Bank of New York                   $    5,675,000             9.03%
                                One Wall Street, 6th Floor
                                New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
IIA4                            00000997 State Street Bank and Trust Company    $  207,004,300           100.00%
                                1776 Heritage Drive
                                North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------
IIA5                            00000187 J.P. Morgan Securities Inc. - Fixed    $   32,484,400           100.00%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
IIIA1                           00002027 Wells Fargo Bank Minnesota, N.A.       $  200,000,000           100.00%
                                733 Marquette Avenue
                                MAC N9306-057 5th Floor
                                Minneapolis, MN 55479
----------------------------------------------------------------------------------------------------------------
IIIA2                           00000187 J.P. Morgan Securities Inc. - Fixed    $   56,670,900            96.59%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
IIIA3                           00000187 J.P. Morgan Securities Inc. - Fixed    $   19,253,600           100.00%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
IIIA4                           00000187 J.P. Morgan Securities Inc. - Fixed    $   10,828,300           100.00%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
M                               00000901 The Bank of New York                   $   25,147,300            69.66%
                                One Wall Street, 6th Floor
                                New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
                                00002205 Keybank National Association           $    9,503,000            26.32%
                                4900 Tiedeman Road
                                Brooklyn, OH 44144
----------------------------------------------------------------------------------------------------------------
B1                              00000187 J.P. Morgan Securities Inc. - Fixed    $   13,300,100           100.00%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------
B2                              00000187 J.P. Morgan Securities Inc. - Fixed    $    6,650,000           100.00%
                                Income
                                34 Exchange Place, 4th Floor
                                Jersey City,  NJ 07302
----------------------------------------------------------------------------------------------------------------

Item 13.        Certain Relationships and Related Transactions

         Not Applicable.

Item 14.        Principal Accounting Fees and Services

         Not Applicable.

                                     PART IV


Item 15.        Exhibits and Financial Statement Schedules


                (a) The following documents are filed as part of this Annual Report on Form 10-K.

                        (3)     Exhibit Number      Description
                                --------------      ------------


                                31.1                Certification pursuant to
                                                    Section 302 of the
                                                    Sarbanes-Oxley Act of 2002.

                                99.1                Report prepared by the
                                                    Servicer's certified
                                                    independent accountants
                                                    concerning the Servicer's
                                                    activities for the year-end
                                                    December 31, 2005.

                                99.2                Servicer's Annual Statement
                                                    of Compliance.

                (b)     See item 15(a)(3) above.

                (c)     Not Applicable.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             CHASE MORTGAGE FINANCE CORPORATION,
             depositor

             By: /s/ Jerome A. Cipponeri
             ---------------------------------
             Name:   Jerome A. Cipponeri
             Title:  President

Date:   March 27, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                        (3)     Exhibit Number      Description
                                --------------      ------------


                                31.1                Certification pursuant to
                                                    Section 302 of the
                                                    Sarbanes-Oxley Act of 2002.

                                99.1                Report prepared by the
                                                    Servicer's certified
                                                    independent accountants
                                                    concerning the Servicer's
                                                    activities for the year-end
                                                    December 31, 2005.

                                99.2                Servicer's Annual Statement
                                                    of Compliance.